Form 10-Q
period 2008-06-30
CONSONUS TECHNOLOGIES, INC.
filed 2008-09-05
CIK 1382941

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-1382941

Consonus Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-0547710 (I.R.S. Employer Identification No.)
301 Gregson Drive Cary, North Carolina (Address of principal executive offices)	27511 (Zip Code)
(919) 379-8000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☐                             No    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐                             No    ☒

        As of September 1, 2008, the registrant had 3,256,430 shares of common stock outstanding.

CONSONUS TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2008

CONSONUS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$822	$982
Accounts receivable, net of allowance of $515 and $539, respectively	20,703	18,563
Current portion of prepaid data center services costs	10,610	10,830
Prepaid expenses and other current assets	2,272	8,439

Total current assets	34,407	38,814
Property and equipment, net	20,289	19,452
Other Assets:
Goodwill	21,624	21,624
Other intangible assets, net	17,231	18,549
Prepaid data center services costs, net of current portion	2,408	2,478
Other	183	54

Total other assets	41,446	42,705

Total assets	$96,142	$100,971

Liabilities
Current liabilities:
Accounts payable	$18,181	$17,751
Accrued liabilities	5,998	6,457
Payable to stockholder	1,688	1,543
Current maturities of long-term debt	3,572	5,799
Current portion of deferred revenue	17,508	16,801

Total current liabilities	46,947	48,351
Long-term debt, net of current maturities	40,555	37,322
Deferred revenue, net of current portion	3,702	3,815
Other long-term liabilities	159	174

Total liabilities	91,363	89,662
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, $0.000001 par value, 13,333,333 shares authorized, 3,256,430 and 3,021,066 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	15,395	13,977
Warrants	2,316	2,316
Accumulated deficit	(12,908)	(4,995)
Accumulated other comprehensive (loss) income	(24)	11

Total stockholders' equity	4,779	11,309

Total liabilities and stockholders' equity	$96,142	$100,971

See accompanying notes.

CONSONUS TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Data center services and solutions	$11,798	$8,794	$22,778	$15,703
IT infrastructure services	3,023	3,000	6,021	5,117
IT infrastructure solutions	20,178	13,576	31,327	28,553

Total revenues	34,999	25,370	60,126	49,373
Operating Expenses:
Costs of data center services and solutions	6,856	5,413	13,298	9,604
Costs of IT infrastructure services	1,912	1,950	3,873	3,442
Costs of IT infrastructure solutions	15,926	10,940	25,025	23,611
Selling, general and administrative expenses	8,687	6,168	15,356	11,559
Write-off of previously capitalized offering costs	—	—	5,924	—
Depreciation and amortization expense	1,118	917	2,159	1,681

Total operating expenses	34,499	25,388	65,635	49,897

Income (Loss) from operations	500	(18)	(5,509)	(524)
Interest expense, net	(691)	(907)	(1,761)	(1,888)

Loss before income taxes	(191)	(925)	(7,270)	(2,412)
Income tax expense	643	329	643	529

Net loss	$(834)	$(1,254)	$(7,913)	$(2,941)

Loss per common share — basic and diluted	$(0.28)	$(0.45)	$(2.71)	$(1.09)

Weighted average number of common shares outstanding — basic and diluted	2,929,107	2,807,622	2,924,936	2,691,094

See accompanying notes.

CONSONUS TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock
								Accumulated Other Comprehensive Income (loss)
					Additional Paid-in Capital		Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Warrants
Balance at December 31, 2007	—	$—	3,021,066	$—	$13,977	$2,316	$(4,995)	$11	$11,309
Issuance of restricted stock	—	—	80,316	—	—	—	—	—	—
Issuance of common stock in connection with vesting of deferred stock	—	—	43,510	—	—	—	—	—	—
Common stock issued to related party for services (Note 10)	—	—	175,000	—	1,575	—	—	—	1,575
Stock-based compensation	—	—	—	—	468	—	—	—	468
Repurchase of common stock	—	—	(63,462)	—	(625)	—	—	—	(625)
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	—	(35)	(35)
Net loss	—	—	—	—	—	—	(7,913)	—	(7,913)

Total comprehensive loss									(7,948)

Balance at June 30, 2008	—	$—	3,256,430	$—	$15,395	$2,316	$(12,908)	$(24)	$4,779

See accompanying notes.

CONSONUS TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,913)	$(2,941)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,159	1,681
Non-cash interest	16	152
Gain on derivative	(15)	(66)
Stock-based compensation	2,043	770
Changes in operating assets and liabilities:
Accounts receivable	(2,140)	(4,488)
Prepaid expenses and other current assets	6,352	(3,808)
Other assets	70	334
Accounts payable	836	8,340
Accrued liabilities	(459)	(1,302)
Payable to stockholder	145	1,012
Other liabilities	—	—
Deferred revenue	594	2,044

Net cash provided by operating activities	1,688	1,728
Cash flows from investing activities:
Purchase of property and equipment	(1,678)	(740)
Acquisition of Strategic Technologies, Inc., net of cash acquired	—	893

Net cash (used in) provided by investing activities	(1,678)	153
Cash flows from financing activities:
Proceeds from line of credit	4,642	2,917
Payments on line of credit	(2,799)	(2,662)
Proceeds from debt	3,107	—
Payments on debt	(4,350)	(1,487)
Debt issuance cost	(145)	—
Contributed capital	—	150
Repurchase of common stock	(625)	—

Net cash used in financing activities	(170)	(1,082)
Net (decrease) increase in cash and cash equivalents	(160)	799

Cash and cash equivalents at the beginning of the period	982	—

Cash and cash equivalents at the end of the period	$822	$799

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,288	$1,934
Cash paid for income taxes	$117	$65
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment with capital leases	$—	$201

See accompanying notes.

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Description of Business

        Consonus Technologies, Inc. (the Company or CTI), incorporated in the state of Delaware, was formed in connection with the merger of Consonus Acquisition Corporation (CAC) and Strategic Technologies, Inc. (STI) on January 22, 2007. The Company designs, builds, and operates e-business data centers to store, protect, and manage critical business information computer systems. The Company owns two and leases an additional two facilities in Utah. In addition, the Company has partnership agreements with data centers in Colorado, Ohio, Massachusetts and North Carolina. The Company also provides its clients with information technology infrastructure services and solutions and data center services, which include designing, planning, building and supporting business systems that integrate technologies, information, processes and people.

Acquisition

        On October 18, 2006, CAC and STI entered into an Agreement (the Merger Agreement) and Plan of Merger and Reorganization (the STI Merger). The STI Merger closed on January 22, 2007 whereby the two companies became wholly owned subsidiaries of the Company. In connection with the Merger, the structure of CAC was modified such that it became a wholly-owned subsidiary of CTI. In connection with the STI Merger, CAC's shares in its subsidiary, the Company, were canceled, and the shareholders of STI and CAC exchanged their respective shares for new shares of the Company. The operating results of STI have been included in the Company's consolidated financial statements from the date of acquisition.

Reverse Stock Split

        In January 2008, the Company's board of directors approved a reverse stock split whereby each 1.5 shares of common stock were exchanged for 1 share of common stock. All historical share and per share amounts have been retroactively adjusted to give effect to the Merger and the January 2008 reverse stock split.

Initial Public Offering

        The Company has been a reporting issuer since August 12, 2008, the date on which the Securities Exchange Commission ("SEC") issued a notice of effectiveness for a registration statement on Form S-1 ("Registration Statement") in connection with a proposed initial public offering of common stock. Due to unfavorable market conditions, the Company did not close the public offering and no securities were issued under the Registration Statement. The Company applied to the SEC to withdraw the Registration Statement on September 4, 2008. None of the Company's securities were sold pursuant to the Registration Statement.

Unaudited Interim Financial Statements

        The accompanying consolidated balance sheet as of June 30, 2008, consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 and consolidated statement of stockholders' equity for the six months ended June 30, 2008 are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financial statements for these periods is unaudited. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period. The unaudited consolidated financial statements should be read in connection with the Company's audited consolidated financial statements for the period March 31, 2005 (date of inception) to December 31, 2005 and the years ended December 31, 2006 and 2007 found in Form S-1 filed on August 12, 2008.

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates and could differ materially.

Revenue Recognition

        The Company derives revenues from data center services and IT infrastructure solutions and services. Data center services are comprised of managed infrastructure, managed services and maintenance support services. IT infrastructure solutions and services include the resale of hardware and software, along with consulting, integration and training services. The Company recognizes revenues in accordance with Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 104. "Revenue Recognition" (SAB 104). The Company recognizes revenue when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; delivery has occurred; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed or determinable. Delivery does not occur until products have been shipped or services have been provided and risk of loss has transferred to the client.

        When the Company provides a combination of the above referenced products or services to its customers, recognition of revenues for the hardware and related maintenance services component is evaluated under Emerging Issues Task Force Issue (EITF) No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables" provided any software included in the arrangement is not essential to the functionality of the hardware based on guidance included in EITF 03-5, "Applicability of AICIPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." Hardware and related elements qualify for separation under EITF 00-21 when the services have value on a stand-alone basis, objective and verifiable evidence of fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in its control. Fair value is determined principally by reference to relevant third-party evidence of fair value in accordance with EITF 00-21. Such third-party information is readily available since the Company primarily resells products offered by its vendors. The application of the appropriate accounting guidance to the Company's sales requires judgment and is dependent upon the specific transaction. The Company recognizes revenues from the sale of hardware products at the time of sale provided the SAB 104 revenue recognition criteria are met and any undelivered elements qualify for separation under EITF 00-21.

        Software and related maintenance and professional services provided by the STI subsidiary are evaluated under Statement of Position (SOP) No. 97-2 (SOP 97-2), "Software Revenue Recognition." In arrangements that include multiple elements, including software licenses, maintenance and/or professional services, the Company allocates and defers revenue for the undelivered items based on vendor-specific objective evidence (VSOE) of fair value for the undelivered elements, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of fair value for each undelivered element is based on the price for which the undelivered element is sold separately. The Company determines the fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items such as maintenance and professional services, then the entire arrangement fee is recognized ratably over the performance period.

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Maintenance contract revenue is deferred and recognized ratably over the contractual period. The deferred revenue consists primarily of the unamortized balance of product maintenance. Occasionally, the Company resells maintenance contracts to certain customers in which the Company assumes an agency relationship as defined by EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." For such contracts, the Company generally has no further obligation to the customer beyond the billing and collection of the maintenance contract amount. These agent maintenance contracts are established between the vendor and the customer and the Company has no obligation to provide the maintenance services. In such arrangements, the Company recognizes the net fees retained as revenues at the time of sale with no associated costs of sales.

        Consulting services revenue is recognized as the services are rendered. Revenues generated from fixed price arrangements are recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours. For fixed price contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.

        Unbilled services are recorded for consulting services revenue recognized to date that has not yet been billed to customers. In general, amounts become billable upon the achievement of contractual milestones or in accordance with predetermined payment schedules. Unbilled services are generally billable to customers within one year from the respective balance sheet date.

        Revenue also consists of monthly fees for data center services and solutions including managed infrastructure and managed services and is included within "data center services" revenue in the accompanying consolidated statements of operations. Revenue from managed infrastructure and managed services is billed and recognized over the term of the contract which is generally one to three years. Installation fees associated with managed infrastructure and managed services revenue is billed at the time the installation service is provided and recognized over the estimated term of the related contract or customer relationship. Costs incurred related to installation are capitalized and amortized over the estimated term of the related contract or customer relationship.

Allowance for Doubtful Accounts

        Accounts receivable consist primarily of amounts due to the Company from its normal business activities. Accounts receivable amounts are determined to be past due when the amount is overdue based on contractual terms. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on past collection history and specific risks identified among uncollected amounts. Accounts receivable are charged off against the allowance for doubtful accounts when the Company determines that the receivable will not be collected. The Company performs ongoing credit evaluations of its customers.

Concentration of Credit and Supply Risk

        For the three and six months ended June 30, 2008 and 2007 no customer comprised more than 10% of consolidated revenues. As of June 30, 2008 and December 31, 2007, no customer comprised more than 10% of accounts receivable.

        Approximately 89% and 85%, respectively, of the Company's hardware and software purchases for the three and six months ended June 30, 2008 were from one vendor and approximately 75% of accounts payable at June 30, 2008 were due to this vendor. Approximately 87% and 84%, respectively, of the Company's total IT infrastructure solutions revenues for the three and six months ended June 30, 2008 are related to re-sales of this supplier's products.

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

Prepaid Data Center Services Costs

        Prepaid data center services costs represent the unused portion of the maintenance support the Company has contracted with software and hardware vendors. These costs are amortized to costs of data center services ratably over the term of the related contracts. Prepaid data center services costs also represent costs incurred related to installation of customers in our data centers and are capitalized and amortized over the estimated life of the customer relationship. These costs are amortized to costs of infrastructure solutions.

Property and Equipment

        Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	30 - 40 years
Computers and equipment	3 - 15 years
Furniture	7 - 10 years
Software	3 years

        Property and equipment held under capital leases and leasehold improvements are amortized based on the straight-line method over the shorter of the lease term or estimated life of the assets. Maintenance and repairs which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.

        As of June 30, 2008 and December 31, 2007, property and equipment, net consisted of (in thousands):

	June 30, 2008	December 31, 2007
Buildings	$15,439	$15,433
Land	1,456	1,456
Leasehold improvements	1,093	62
Computer software and equipment	5,562	4,888
Office furniture and equipment	374	368
Construction in process	4	77

Total property and equipment	23,928	22,284
Less accumulated depreciation	(3,639)	(2,832)

Property and equipment, net	$20,289	$19,452

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Long-lived Assets", long-lived assets such as property, equipment and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

Goodwill and Other Intangible Assets

        The Company accounts for its goodwill and other intangibles in accordance with SFAS No. 142, "Goodwill and Other Intangibles" (SFAS 142). SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain indefinite lived intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded values of goodwill or certain intangibles exceed their fair value. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        As of June 30, 2008 and December 31, 2007, intangible assets consist of (in thousands):

	June 30, 2008	December 31, 2007
Definite lived intangible assets:
Customer relationships	$19,130	$19,130
Developed technology	2,000	2,000
Less accumulated amortization	(3,899)	(2,581)

Total definite lived intangible assets	17,231	18,549
Indefinite lived intangible assets:
Goodwill	21,624	21,624

Goodwill and other intangible assets, net	$38,855	$40,173

        The $3.1 million assigned to customer relationships in connection with the acquisition of the assets of Consonus, Inc. is being amortized on a straight-line basis over seven years. Customer relationships of $16.0 million assigned as part of the Merger is being amortized over its useful life of ten years in a pattern consistent with which the economic benefit is expected to be realized. The $2.0 million assigned to developed technology is being amortized on a straight-line basis over an estimated useful life of four years.

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt obligations. The carrying amount of the cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. Management believes that the Company's debt obligations in general bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments

        All derivatives are recognized on the balance sheet at their fair values. The carrying value of the derivative is adjusted to market value at each reporting period and the increase or decrease is reflected in interest expense in the consolidated statements of operations. In August 2005, the Company entered into an interest rate swap agreement with U.S. Bank National Association (U.S. Bank). At June 30, 2008, this agreement covers a notional amount of approximately $4.9 million related to its term loan with U.S. Bank. In August 2007, the Company entered into an additional interest rate swap agreement with U.S. Bank, effective September 15, 2007 with a notional amount of approximately $1.7 million at June 30, 2008. As of December 31, 2007 and June 30, 2008, approximately $174,000 and $159,000 were recorded in other long-term liabilities, respectively, related to these instruments. The Company recognized a gain of approximately $86,000 and $235,000, respectively, during the three months ended June 30, 2007 and 2008 and a gain of approximately $66,000 and $15,000, respectively, during the six months ended June 30, 2007 and 2008, which is reflected as a decrease to interest expense in the accompanying statements of operations. The derivative instruments are valued based on estimates that incorporate level 2 observable market inputs as defined by SFAS No. 157, "Fair Value Measurements" (SFAS 157).

Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share Based Payment" (SFAS 123R). SFAS 123R replaces SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB 25, "Accounting for Stock Issued to Employees". SFAS 123R requires that the cost resulting from all share based payment transactions be recognized in the financial statements using the fair value method. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The Company will recognize excess tax benefits when those benefits reduce current income taxes payable. Upon the adoption of SFAS 123R, the Company has elected to use the Black Scholes Merton option pricing model to determine the fair value of options granted. See Note 5 for further discussion of the Company's accounting for stock-based compensation.

Income Taxes

        The Company utilizes the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, and net operating loss and tax credit carry-forwards, utilizing enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of any future change in income tax rates is recognized in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain. See Note 6 for further discussion of the Company's accounting for income taxes.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS 157, to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value and establishes a framework for measuring fair value for disclosures of fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company adopted SFAS 157 on January 1, 2008 and there was not a material impact on its consolidated financial statements.

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115" (SFAS 159), which permits all entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 on January 1, 2008 and there was not a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R) and SFAS No. 160 "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51" (SFAS 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. Specifically, under SFAS 141R and SFAS 160 companies will be required to:

  •
  Recognize and measure in their financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree

  •
  Recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase

  •
  Determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination

  •
  Improve the relevance, comparability and transparency of the financial information of the reporting entity provides in its consolidated financial statements

        SFAS 141R and SFAS 160 are required to be adopted concurrently, and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS 141R and SFAS 160 could have a material impact on future acquisitions.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Consequently, SFAS 161 will be effective for the Company's quarter ended March 31, 2009. The Company is in the process of determining the impact, if any, the adoption of SFAS 161 will have on its financial statement disclosures.

        In May 2008, the FASB issued SFAS Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently assessing the impact, if any, SFAS 162 will have on its consolidated financial statements.

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — LONG-TERM DEBT

        As of June 30, 2008 and December 31, 2007, long-term debt consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Line of credit agreement with a financial institution with a maximum borrowing limit of $2.5 million with a variable interest rate based on LIBOR plus a LIBOR spread (as defined in the credit agreement) (5.06% and 7.83% at June 30, 2008 and December 31, 2007, respectively), with principal due on May 31, 2010	$1,843	$—
Term Loans of $10.5 million and $1.9 million with a financial institution with variable monthly payments and variable interest rates based on LIBOR at 5.06% and 7.83% at June 30, 2008 and December 31, 2007, respectively, with principal due on May 31, 2012 and November 31, 2012, respectively	10,829	11,231
Term loan of $3 million with a financial institution with quarterly payments of principal and monthly variable interest payments based on LIBOR plus 10% (12.8% at June 30, 2008), with remaining balance due in May 2010	2,957	—
Bank mortgage notes payable in fixed monthly payments with interest at 8.0% and 8.5% at June 30, 2008 and December 31, 2007, respectively, with remaining balances due in February 2011	2,342	2,247
Secured note payable and trade payable to Avnet, Inc. our "Senior Lender" with an interest rate of 8.0% payable through September 2010	21,576	22,108
Unsecured notes payable to vendor with interest rate of LIBOR plus 1.5% (4.16% and 6.74% at June 30, 2008 and December 31, 2007, respectively)	4,245	4,245
Note payable to a utility company with principal and accrued interest of 9% per annum due May 31, 2008	—	2,800
Other	335	490

Total	44,127	43,121
Less current maturities of long-term debt	(3,572)	(5,799)

Long-term debt	$40,555	$37,322

        In January 2008, the Company entered into the first amendment to the amended and restated credit agreement with U.S. Bank National Association. This amendment allowed for the bank to issue a letter of credit to the Company up to $500,000 and that letter of credit outstanding would reduce the availability of the line of credit. As of June 30, 2008, the Company has approximately $353,000 of letters of credit outstanding.

        In March 2008, the Company revised the terms of its two bank mortgage notes payable with principal amounts totaling $2.2 million with a single bank mortgage note payable in the amount of $2.4 million, with an interest rate of 8.0%. The note is collateralized by a first deed of trust on STI's office building, assignment of all leases, and a security interest in all fixtures and equipment. Additional borrowings received under the revised note will be used to fund anticipated capital expenditures.

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 — LONG-TERM DEBT (Continued)

        In May 2008, the Company entered into a subordinated debt facility with a financial institution. The facility provides for a new term loan in the amount of $3.0 million. The facility bears interest at a rate equal to LIBOR plus 10% (12.8% interest rate at closing) which is payable monthly. The new facility also requires quarterly principal payments of $100,000 from July 2008 through May 2010, at which time the balance of the new term loan is due. Proceeds from the facility were used to help pay off the note due to a utility company of principal of $2.8 million and related interest of $0.8 million. In connection with the issuance of the debt facility the company incurred approximately $190,000 of direct and incremental issuance costs. Approximately $45,000 was paid directly to the lender and, as such, has been reflected as a debt discount and is being amortized to interest expense over the term of the facility. The remaining $145,000 of legal and other direct costs has been reflected within other assets and is also being amortized to interest expense over the term of the facility.

        As of December 31, 2007, the Company was not in compliance with certain financial covenants under the fourth amendment to the Amended and Restated Refinancing Agreement (Amended Agreement) with the Senior Lender and received a waiver of such violation in April 2008. In July 2008, STI entered into a fifth amendment to the Amended and Restated Refinancing Agreement with the Senior Lender to amend certain restrictive financial covenants for covenant periods beginning March 31, 2008, which allowed the company to be in compliance at March 31, 2008 (see Note 10).

Future Principal Payments

        Future minimum principal payments on long-term debt as of June 30, 2008 are as follows (in thousands):

2008 (Remaining six months)	$1,847
2009	3,640
2010	24,059
2011	3,058
2012	11,056
Thereafter	510

Total minimum payments	$44,170

Debt Discount	(43)

Total minimum payments excluding debt discount	$44,127

NOTE 4 — COMMITMENTS AND CONTINGENCIES

        From time to time, the Company is subject to various lawsuits and other legal proceedings, which arise in the ordinary course of business. Management accrues an estimate of expense for any matters that can be reasonably estimated and that are considered probable of occurring based on the facts and circumstances. Management believes that the ultimate resolution of current matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — STOCK-BASED COMPENSATION

        The Company has current agreements with two of its officers and one of its board members which give them an opportunity to earn a certain percentage of the equity of CAC. Those percentages ranged from 1.5% to 3.5% of the initial investment of CAC and vest over a two to three year vesting period. The Company has recognized a reversal of compensation expense of ($6,650) and compensation expense of $13,500 for the three months ended June 30, 2008 and 2007, respectively, and $3,850 and $27,000 for the six months ended June 30, 2008 and 2007, respectively, under these agreements based on the estimated fair value of the Company's stock on the date of the agreements. At June 30, 2008, there is approximately $19,000 of unrecognized compensation costs related to these awards. During the years ended December 31, 2006 and 2007, 74,989 shares vested in connection with these agreements. No shares have vested during the six months ended June 30, 2008. At June 30, 2008, there are 53,669 shares of common stock of CTI remaining to be vested.

        The Company issued 24,261 shares of common stock in October 2006 as part of a consulting agreement whereby a third-party consulting firm performed certain services in connection with the pending public offering. An additional 31,246 shares are to be issued by September 30, 2008 for services previously provided during the year ended December 31, 2006. The Company recognized approximately $218,000 related to the services provided during the year ended December 31, 2006, which was based on the estimated fair value of the shares on the date of grant. As of December 31, 2007, the compensation for the services is reflected within prepaid expenses in the accompanying consolidated balance sheet since the costs were direct and incremental to the proposed public offering. For the six months ended June 30, 2008, all offering related costs capitalized through March 31, 2008, including the $218,000 of compensation for the services, were expensed.

        During January 2007, the Company issued 18,380 shares of common stock to a related party of its principal stockholder. The Company recorded compensation expense equal to the estimated fair value of the stock issued of approximately $184,000 within selling, general, and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2007.

        The Company adopted an incentive compensation plan (2007 Equity Plan) on December 15, 2006. The 2007 Equity Plan provides for the issuance of a variety of stock-based awards that may be granted to executive officers, employees and consultants. The pricing, vesting, and other terms of the equity instruments are at the discretion of the Board. A total of 366,667 shares of common stock are reserved for issuance under the 2007 Equity Plan, of which 133,333 restricted shares of common stock and 141,633 deferred shares of common stock were issued on January 22, 2007 to certain members of senior management. An additional 44,870, 35,696, and 44,620 restricted common shares were issued in September 2007, February 2008, and May 2008, respectively.

        At June 30, 2008, 156,169 restricted shares of common stock remained outstanding. Of the 178,203 restricted shares of common stock issued in January 2007 and September 2007, 102,350 of restricted common stock vested in the six months ended June 30, 2008, leaving 75,853 outstanding as of June 30, 2008. The 35,696 restricted common stock award issued in February 2008 vests evenly on an annual basis over a three year period with the vesting tied to performance criteria as well as continued service. The 44,620 restricted common stock awarded in May 2008 vests according to the following vesting schedule: 7,437 on March 31, 2009, 14,873 shares on each of March 31, 2010 and 2011, and 7,437 on September 30, 2011 with the vesting tied to performance criteria as well as continued service. In accordance with SFAS 123R, the Company recognized approximately $148,000 and $221,000 of compensation expense for the three months ended June 30, 2008 and 2007, respectively, and approximately $298,000 and $387,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, there is approximately $1.4 million of unrecognized compensation costs related to these awards.

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — STOCK-BASED COMPENSATION (Continued)

        At June 30, 2008, 87,023 shares of the deferred stock granted remained outstanding. Of the 141,633 deferred shares of common stock issued in January 2007, 43,510 vested in the six months ended June 30, 2008 with the remaining 11,100 shares forfeited during the year ended December 31, 2007. In accordance with SFAS 123R, the Company recognized approximately $79,000 and $92,000 in compensation expense for the three months ended June 30, 2008 and 2007, respectively, and $166,000 and $170,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, there is approximately $0.7 million of unrecognized compensation costs related to these awards.

        In June, 2008, the Company issued 175,000 shares of common stock to an affiliate of its principal stockholder in connection with services provided to the Company, including negotiation of the Avnet debt reduction as well as prior and continued financial support to the Company to assist the Company with operating and debt service obligations. In connection with this issuance, the Company recognized approximately $1.6 million of stock-based compensation expense within selling, general, and administrative expenses for the three and six months ended June 30, 2008, which was equal to the estimated fair value of the stock issued.

        A summary of the Company's stock option plan at June 30, 2008 and changes during the six months then ended is as follows:

	Number of Shares	Average Exercise	Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at December 31, 2007	164,568	$24.29
Forfeited or expired	(441)	11.26

Outstanding at June 30, 2008	164,127	$24.33	4.9	$—

        As of June 30, 2008, there is zero unrecognized compensation cost related to outstanding stock options because all options were fully vested immediately prior to the Merger closing date of January 22, 2007. Therefore, all outstanding options at June 30, 2008 are exercisable. There were no options granted during the year ended December 31, 2007 and the six months ended June 30, 2008.

        At June 30, 2008, the Company had reserved a total of 752,376 of its authorized 13,333,333 shares of common stock for future issuance as follows:

Outstanding warrants	231,514
Outstanding stock options	164,127
Outstanding restricted stock	156,169
Outstanding deferred stock	171,938
Possible future issuance under 2007 Equity Plan	28,628

752,376

NOTE 6 — INCOME TAXES

        The Company adopted the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48) on January 1, 2007. At adoption of FIN 48 in the prior year, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As a result of an acquisition during 2007, the Company recognized an increase of $0.9 million in its unrecognized income tax benefits. The Company does not anticipate any significant increase or decrease of unrecognized tax benefit within the twelve month period following June 30, 2008.

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — INCOME TAXES (Continued)

        The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of the date of adoption, January 1, 2007 and as of June 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

        The Company has its tax years ended 1995 to 2006 open to examination by federal tax and major state tax jurisdictions. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years are under examination as of June 30, 2008.

        The Company has operating loss carry-forwards for federal tax purposes of approximately $20.8 million at December 31, 2007 and June 30, 2008, which are limited by Section 382 of the Internal Revenue Code. The Company also has gross North Carolina net operating loss carry-forwards in the amount of $11.2 million.

        For the three months ended June 30, 2008 and 2007, income tax expense was approximately $0.6 million and $0.3 million, respectively, on losses before income taxes of approximately $0.2 million and $0.9 million, respectively. For the six months ended June 30, 2008 and 2007, income tax expense was approximately $0.6 million and $0.5 million respectively, on losses before income taxes of approximately $7.3 million and $2.4 million, respectively.

NOTE 7 — LOSS PER SHARE

        Basic loss per common share is based upon the weighted average number of common shares outstanding for the period. Diluted loss per common share is based upon the assumption that all common stock equivalents were converted at the beginning of the year. Shares calculated for diluted shares for the three and six months ended June 30, 2008 and 2007 do not include unvested equity instruments and unissued shares associated with stock based compensation arrangements as their effect would be antidilutive.

NOTE 8 — STOCKHOLDERS' EQUITY

Repurchase of Common Stock

        In January 2008, 102,350 shares of restricted stock and 43,510 shares of deferred stock vested under the 2007 Equity Plan. The Board of Directors approved a plan to repurchase 51,013 shares of vested restricted and deferred stock issued under the 2007 Equity Plan and 12,449 shares of vested deferred stock issued under a previous CAC plan. These shares were purchased by the Company for approximately $625,000, which represents management's estimate of fair value.

NOTE 9 — RELATED PARTY TRANSACTIONS

        The Company recognized expenses for services provided by Knox Lawrence International, KLI, a principal shareholder of the Company, and its affiliates for the three months ended June 30, 2008 and 2007, of approximately $21,000 and $63,000, respectively, and for the six months ended June 30, 2008 and 2007 of approximately $83,000 and $125,000, respectively. At June 30, 2008 and December 31, 2007, the Company has a payable to KLI of approximately $1,688,000 and $1,543,000, respectively, related to payments made by KLI on behalf of the Company for legal, accounting, and consulting costs. Included in the amount at June 30, 2008 is approximately $624,000 associated with fees payable to KLI for their consulting services associated with the Merger. In January 2007, the Company issued 18,380 shares of its common stock with an estimated fair value of approximately $184,000 to a current investor.

        In June 2008, the Company issued 175,000 shares of common stock to an affiliate of KLI in connection with services provided to the Company, including negotiation of the Avnet debt reduction as well as prior and continued financial support to the Company to assist the Company with operating and debt service obligations. In connection with this issuance, the Company recognized approximately $1.6 million of stock-based compensation expense within selling, general, and administrative expenses for the three and six months ended June 30, 2008, which was equal to the estimated fair value of the stock issued.

CONSONUS TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — SUBSEQUENT EVENTS

Amended Agreement with Senior Lender

        As discussed in Note 3, the Company received a waiver from its Senior Lender in April 2008 for its non-compliance with certain covenants with the Amended Agreement as of December 31, 2007. In July 2008, STI entered into a fifth amendment to the Amended and Restated Refinancing Agreement with the Senior Lender to amend certain restrictive financial covenants for covenant periods beginning March 31, 2008. The Amended Agreement also extended the date required for the unpaid debt balance to be paid in full from September 30, 2008 to September 30, 2009 before an increase in the interest rate and issuance of an additional warrant would occur. As a result, if an initial public offering or other financing transaction does not occur by September 30, 2009, the interest rate will increase on the unpaid debt balance to 12% and the Senior Lender will be issued an additional warrant to purchase 231,514 shares of the Company's common stock at an exercise price of $0.00039 per share.

Amendments to Deferred Stock Agreements

        In July, 2008, a first amendment to the deferred stock agreements for two officers of CAC was entered into, which extends the vesting of the remaining 53,669 shares to November 30, 2008.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q Report and the audited financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Amendment No. 8 to Form S-1 filed with the Securities and Exchange Commission ("SEC") under Rule 424(b)(4) on August 12, 2008.

Forward-Looking Statements

        This Report, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain statements that are not historical facts and are "forward looking" statements that represent our beliefs, projections, predictions and assumptions about future events. All statements other than statements of historical facts contained in this Report are forward-looking statements. Forward-looking statements may be identified by words such as "anticipate," "could," "estimate," "expect," "intend," "may," "will," "should," "would," "believe," "plan," "target," "project" and other similar terminology. Statements of that sort are subjective and involve known and unknown risks, uncertainties and other important factors, many of which are beyond our ability to control or predict, and that may cause our actual results, performance or achievements, or industry results, to be materially different from any estimates of future results, performance or achievements expressed or implied by any statements of that sort. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" in Item 1A of Part II and elsewhere, and in the section entitled "Risk Factors" in our final prospectus filed with the SEC under Rule 424(b)(4) on August 12, 2008. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

        Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution investors not to rely unduly on any forward-looking statements.

        The Company has been a reporting issuer since August 12, 2008, the date on which the Securities Exchange Commission ("SEC") issued a notice of effectiveness for a registration statement on Form S-1 ("Registration Statement") in connection with a proposed initial public offering of common stock. Due to unfavorable market conditions, the Company did not close the public offering and no securities were issued under the Registration Statement. The Company applied to the SEC to withdraw the Registration Statement on September 4, 2008. None of the Company's securities were sold pursuant to the Registration Statement.

Overview

        We are a provider of IT infrastructure, data center solutions and related managed services to the growing small and medium size business market in the East, Southeast and select markets in the Western part of the United States. Our highly secure and reliable data centers combined with our ability to offer a comprehensive suite of related IT infrastructure services give us the ability to offer our customers customized solutions to address their critical needs of data center availability, data manageability, disaster recovery and data consolidation as well as a variety of other related managed services.

        Our data center related services and solutions primarily enable business continuity, back-up and recovery, capacity-on-demand, regulatory compliance (such as email archiving), virtualization, data center best practice methodologies and software as a service. Additionally, we provide managed hosting, maintenance and support for all of our solutions, as well as related professional and consulting services.

        Our Company is the result of a merger with Strategic Technologies, Inc. ("STI") which occurred on January 22, 2007, at which time, Consonus Acquisition Corp. ("CAC") and STI became our direct wholly-owned subsidiaries. Our merger with STI has significantly expanded our breadth of offerings and geographic footprint. Today, our large and diverse customer base consists of over 650 active customers in 38 states in the United States, with several customers in each of the industries we serve, including financial services, government, manufacturing, pharmaceutical, telecommunications, technology, education, utilities, healthcare and consumer goods.

        In connection with the STI Merger, CAC's shares in its subsidiary, CTI, were canceled, and the shareholders of STI and CAC exchanged their respective shares for new shares of CTI. As CAC and CTI were under common control by Knox Lawrence International ("KLI") at the time of the STI Merger, the financial statements of CAC and CTI have been combined at historical values as of the date of inception (March 31, 2005) of CAC. All references to CAC within the document refer to the combined historical financial statements of CAC and CTI prior to the STI Merger with CTI being the surviving entity.

        In January 2008, CTI's board of directors approved a reverse stock split whereby each 1.5 shares of common stock were exchanged for 1 share of common stock. All CAC and CTI historical share and per share amounts have been retroactively adjusted to give effect to this reverse stock split.

Sources of Revenue

        We earn revenue by providing a comprehensive suite of data center and IT infrastructure services and solutions.

  •
  Our data center services and solutions:  Revenue for our data center services and solutions are recognized on a monthly basis over the term of the contract which is generally one to three years. Data center services and solutions include:
  •
  Managed infrastructure:  Revenue is derived primarily from the leasing of space in our data centers based on the number and size of cabinets and cages as well as other technical configurations;

  •
  Maintenance manager:  Revenue is derived from providing multiple levels of support from proactive, mission-critical service to basic, self service maintenance;

  •
  Managed services:  Our revenue is derived from managed services by providing services to our customer in managing their IT infrastructure for them; and

  •
  Managed bandwidth:  Revenue is derived from the provision of services that connect customer equipment directly to a multi-carrier network based on committed or actual usage by our customer.

  •
  Our IT infrastructure services and solutions:  Revenues for IT infrastructure services and solutions are recognized at the time the following conditions have been met: persuasive evidence of an arrangement; delivery has occurred; and the amount of fees to be paid by the customer is fixed or determinable and collection is reasonably assured. Because these revenues relate to the sale of hardware and software and the provision of related services, it is often necessary to separate the components for purposes of recording revenues, in accordance with the relevant accounting literature. Certain of these revenues are non-recurring and therefore tend to be more variable on a monthly and quarterly basis than data center services and solutions.

        Infrastructure solutions include:

    •
    Hardware and Software provisioning:  Our revenue is derived from the resale of hardware and software products to our customers.

        Infrastructure services include:

    •
    Professional and Consulting services:  Our revenue is derived from providing professional and consulting services including the architecture, design and installation of IT infrastructure, and the assessment, consolidation and planning of disaster recovery. Consulting services revenue is recognized as the services are rendered. Revenues generated from fixed price arrangements are recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours.

Revenue Drivers

        We view the North American market for IT infrastructure and data center services and solutions as highly fragmented with no single dominant player. Specifically, we believe the industry includes small regional providers serving the small and medium size business market, and a limited number of national and multi-national providers that serve larger business clients.

        We believe that there is a growing trend to outsource data center-related infrastructure and managed services to third-party providers. We expect this trend to remain healthy for the foreseeable future given the significant costs associated with attempting to deliver high-quality data center-related services through an in-house approach. In particular, we believe that small and medium size businesses face significant challenges in trying to deliver these services on their own because of restraints related to technical expertise and cost. We believe outsourcing these functions will allow organizations to focus capital and personnel resources on their core business operations, as opposed to IT infrastructure.

        Our ability to offer a comprehensive suite of data center infrastructure, along with related managed and professional services and solutions, provides us with an important competitive advantage to capitalize upon the growing trend of IT outsourcing within the small to medium business segment.

        In addition, we expect growth in this market to remain robust, as increasingly stringent regulatory requirements in North America, along with the potentially significant loss of revenue and credibility resulting from unannounced downtime, force businesses to invest in highly secure and reliable products and services such as those offered by us.

        Our revenue is difficult to predict on a monthly or quarterly basis and fluctuates from period to period due in part to the following:

  •
  our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers' requirements;

  •
  the timing of IT expenditures budgeted by our customers and the length of the sales cycle, which often exceeds six months for larger projects;

  •
  the timing of revenue recognition associated with large IT infrastructure projects, particularly hardware and software provisioning;

  •
  the rate of expansion and effectiveness of our sales force; and

  •
  general economic conditions.

Operating Expenses

        Operating expenses are comprised of all personnel costs together with the purchase of hardware and software components, advertising and marketing expenses, travel expenses, administrative expenses including insurance and professional fees, bandwidth, electricity costs and other costs associated with owning and operating our data centers and other real estate that we own or lease. We allocate these expenses to cost of revenue, selling and general and administrative expenses, and depreciation and amortization expenses.

Cost of Revenue

        Our cost of revenue consists of personnel costs, cost of sales from vendors with whom we are reselling their hardware and software, allocated lease and building costs, electricity costs and bandwidth. Payroll costs are expected to increase as employees are given increased compensation based on merit. We also expect our other costs (such as cost of revenue of hardware and software, electricity and bandwidth) to increase as we increase our revenues. We are expecting electricity costs to increase with expected rate increases charged by our power suppliers. We have also recently signed several new customer bandwidth contracts that will require us to increase our bandwidth usage. However, this increase in usage also allows us to negotiate better pricing on a per unit basis.

Selling, General and Administrative Expenses

        Our selling expenses consist primarily of compensation and commissions for our sales and marketing personnel. They also include advertising expenses, trade shows, public relations and other promotional materials. General and administrative expenses include personnel compensation and related personnel costs, professional services not allocated to other areas, insurance fees, franchise and property taxes, and other expenses not allocated to cost of revenue. We also anticipate that we will incur additional expenses related to professional services and insurance fees necessary to meet the requirement of being a public company.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses consist of charges related to the depreciation of all of the property and equipment, including buildings, hardware, software, furniture and fixtures, and leasehold improvements. It also includes the amortization expense of intangible assets that have a definite life and are amortized over their estimated useful lives.

Interest Expense

        We incur interest expense from long-term fixed and variable rate debt. At June 30, 2008, CTI had long-term debt (including the current portion) of approximately $44.2 million. See "Liquidity and Capital Resources."

Significant Accounting Estimates and Policies

        Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and have been reported in United States dollars. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses together with disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and estimates may differ under different assumptions or conditions. We believe the following accounting policies and estimates to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

        The Company derives revenues from data center services and IT infrastructure solutions and services. Data center services are comprised of managed infrastructure, managed services and maintenance support services. IT infrastructure solutions and services include the resale of hardware and software, along with consulting, integration and training services. The Company recognizes revenue when all of the following conditions are satisfied: there is persuasive evidence of an arrangement; delivery has occurred; the collection of fees is probable; and the amount of fees to be paid by the customer is fixed or determinable. Delivery does not occur until products have been shipped or services have been provided and risk of loss has transferred to the client.

        When the Company provides a combination of the above referenced products or services to its customers, recognition of revenues qualifies for separation when the services have value on a stand-alone basis, objective and verifiable evidence of fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered elements is considered probable and substantially in its control. When fair value of the undelivered elements, such as maintenance support and consulting services, does not exist then the entire arrangement fee is recognized ratably over the performance period.

        Maintenance contract revenue is deferred and recognized ratably over the contractual period. The deferred revenue consists primarily of the unamortized balance of product maintenance. Occasionally, the Company resells maintenance contracts to certain customers in which the Company assumes an agency relationship. For such contracts, the Company generally has no further obligation to the customer beyond the billing and collection of the maintenance contract amount. These agent maintenance contracts are established between the vendor and the customer and the Company has no obligation to provide the maintenance services. In such arrangements, the Company recognizes the net fees retained as revenues at the time of sale with no associated costs of sales.

        Consulting services revenue is recognized as the services are rendered. Revenues generated from fixed price arrangements are recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours. For fixed price contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.

        Unbilled services are recorded for consulting services revenue recognized to date that has not yet been billed to customers. In general, amounts become billable upon the achievement of contractual milestones or in accordance with predetermined payment schedules. Unbilled services are generally billable to customers within one year from the respective balance sheet date.

        Revenue also consists of monthly fees for data center services and solutions including managed infrastructure and managed services and is included within "data center services" revenue in the accompanying consolidated statements of operations. Revenue from managed infrastructure and managed services is billed and recognized over the term of the contract which is generally one to three years. Installation fees associated with managed infrastructure and managed services revenue is billed at the time the installation service is provided and recognized over the estimated term of the related contract or customer relationship. Costs incurred related to installation are capitalized and amortized over the estimated term of the related contract or customer relationship.

Allowances for Doubtful Accounts

        We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer's ability to meet its financial obligations is in question, we record a specific allowance against amounts due to reduce the net recognized receivable from that customer to the amount that we reasonably believe will be collected. For all other customers, we record a reserve for the remaining outstanding accounts based on a review of the aging of customer balances, industry experience, and the current economic environment. Our risk is related to, but not limited to, the overall economy and the success of our customers. We perform credit checks on new customers and, periodically, on existing customers to monitor the risk associated with collecting our receivables.

Accounting for Property and Equipment

        Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Buildings are depreciated over an estimated useful life of 30 to 40 years, software, computers and equipment are depreciated over an estimated useful life ranging from three to 15 years and office furniture and equipment is depreciated over an estimated useful life ranging from three to 10 years.

        Property and equipment held under capital leases and leasehold improvements are depreciated based on the straight-line method over the shorter of the lease term or estimated life of the assets.

Accounting for Goodwill and Intangible Assets

        As prescribed in the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," certain indefinite-lived assets are no longer amortized but are subject to annual impairment assessments. An impairment loss is recognized to the extent that the carrying amount exceeds the estimated fair value of the intangible asset which would have a negative effect on our statement of operations. Our risk is that we will have to recognize an impairment loss. Definite long-lived assets continue to be amortized on a straight-line basis over their estimated useful life and are assessed for impairment utilizing guidance provided by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Accounting for Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset which will lower our earnings in our statement of operations. Our risk is that we will have to recognize an impairment loss. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

Accounting for Derivative Financial Instruments

        All derivatives are recorded on the balance sheet date at their fair values. The carrying value of the derivative is adjusted to market value at each reporting period and the increase or decrease is reflected in the statement of operations. In August 2005, we entered into an interest rate swap agreement with U.S. Bank. At June 30, 2008, this agreement covers a notional amount of approximately $4.9 million related to our term loan with U.S. Bank. In August 2007, the Company entered into an additional interest rate swap agreement with U.S. Bank. At June 30, 2008, this agreement covers a notional amount of approximately $1.7 million. We have entered into these agreements to minimize the risk of interest rate fluctuation in respect of our term loan. If the variable interest rate on our term loan falls below the stated amount that we pay on these swap agreements, we will increase our costs.

Accounting for Income Taxes

        We utilize the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, and net operating loss and tax credit carry-forwards, utilizing enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of any future change in income tax rates is recognized in the period that includes the enactment date. Changes in tax laws or tax rates may have an impact on the income taxes that we pay and on our results of operations.

Stock-Based Compensation

        We adopted an incentive compensation plan, referred to in this prospectus as the 2007 Equity Plan that was approved by our board of directors on December 15, 2006. The 2007 Equity Plan provides for the issuance of shares of common stock, options and incentive stock options, stock appreciation rights, restricted stock awards, deferred stock awards, bonus stock, dividend equivalents, performance awards and other stock-based awards that may be granted to our employees, directors, executive officers and consultants as well as those of our subsidiaries. During the year ended December 31, 2007 and the six months ended June 30, 2008, the Company has issued restricted and deferred stock awards to certain employees of the Company.

        We account for awards of stock-based compensation under our employee stock-based compensation plans using the fair value method as prescribed by SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). Accordingly, we estimate the grant date fair value of our stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. For our restricted stock and deferred stock awards, grant date fair value is based upon the estimated fair value of our common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

        SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Our determination of an estimated forfeiture rate is primarily based upon a review of historical experience but may also include consideration of other facts and circumstances we believe are indicative of future activity. The assessment of an estimated forfeiture rate will not alter the total compensation expense to be recognized, only the timing of this recognition as compensation expense is adjusted to reflect instruments that actually vest.

        If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, we may be required to adjust compensation expense, which could be material to our results of operations.

Results of Operations

        The results of operations for CTI set forth in the tables provided for the three months and six months ended June 30, 2008 and 2007 include the operating results of STI as of the date of the STI Merger of January 22, 2007.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Overview

        The following table provides summary results of operations of CTI for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Change
	2008	2007	Amount	%
	(in thousands)
Revenues	$34,999	$25,370	$9,629	38%
Costs of Revenues	24,694	18,303	6,391	35%

Gross Profit	10,305	7,067	3,238	46%
Selling, general and administrative expenses	8,687	6,168	2,519	41%
Depreciation and amortization expense	1,118	917	201	22%

Total other operating expenses	9,805	7,085	2,720	38%

Income (Loss) from operations	500	(18)	518	100%
Interest expense, net	(691)	(907)	(216)	24%

Loss before income taxes	(191)	(925)	734	-79%
Income tax expense	643	329	314	95%

Net loss	$(834)	$(1,254)	$420	33%

        Total revenues increased by 38% or $9.6 million in the three months ended June 30, 2008 as compared to the same period in 2007 due to increased sales to existing customers as well as the addition of new customers and increased utilization rates in the data centers.

        Income from operations increased $0.5 million in the three months ended June 30, 2008 as compared to the same period in 2007. For the three months ended June 30, 2008, we had income from operations of $0.5 million as compared to an operating loss of $0.02 million for the same period in 2007.

Revenues

	Three Months Ended June 30,
	2008		2007		Change
(in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
Data center services and solutions	$11,798	34%	$8,794	35%	$3,004	34%
IT infrastructure services	3,023	9%	3,000	12%	23	1%
IT infrastructure solutions	20,178	58%	13,576	54%	6,602	49%

Total	$34,999	100%	$25,370	100%	$9,629	38%

        Total revenues increased in the three months ended June 30, 2008 as compared to the same period in 2007, primarily due to a combination of increased purchases by existing customers as well as the addition of new customers. The increase in revenues of approximately $3.0 million or 34% associated with data center services and solutions for the three months ended June 30, 2008 was primarily due to (i) an increase in maintenance manager revenue of approximately $1.3 million attributed to a combination of new customers as well as existing customers; (ii) an increase in managed services revenue of approximately $0.1 million; (iii) an increase in managed infrastructure and bandwidth revenues of approximately $0.6 million primarily due to an 11% increase in the utilization rates in the data center from June 2007 to June 2008 and a 17% increase of customers in our data centers in that same period. In addition, there was a decrease of approximately $0.6 million in revenue during the three months ended June 30, 2007 as a result of the decrease to deferred revenue in connection with the allocation of the purchase price of the merger. The increase in revenues associated with IT infrastructure services and solutions in the three months ended June 30, 2008 was due to approximately $1.1 million in hardware and software sales to new customers as well as increases of approximately $5.5 million for existing customers. Our revenues were not significantly impacted by price increases or decreases.

Costs of Revenues

	Three Months Ended June 30,
	2008		2007		Change
(in thousands)	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
Costs of data center services and solutions	$6,856	58%	$5,413	62%	$1,443	27%
Costs of IT infrastructure services	1,912	63%	1,950	65%	(38)	-2%
Costs of IT infrastructure solutions	15,926	79%	10,940	81%	4,986	46%

Total	$24,694	71%	$18,303	72%	$6,391	35%

        The costs of data center services and solutions increase in the three months ended June 30, 2008 is primarily due to the increase in data center and solutions revenue. The increase in revenue was 34% compared to an increase in costs of revenues of 27% due to the higher utilization of the capacity of our data centers. The increase in costs of IT infrastructure services and solutions in the three months ended June 30, 2008 are related to the increase in IT infrastructure services and solutions revenue.

Operating Expenses

	Three Months Ended June 30,
	2008		2007		Change
(in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
Selling, general & administrative expenses	$8,687	25%	$6,168	24%	$2,519	41%
Depreciation and amortization expense	1,118	3%	917	4%	201	22%

Total	$9,805	28%	$7,085	28%	$2,720	38%

         Selling, general and administrative.    Selling, general and administrative expenses increased approximately $2.5 million for the three months ended June 30, 2008 from the three months ended June 30, 2007. This increase was primarily due to stock based compensation of $1.6 million related to the issuance of 175,000 shares of common stock to an affiliate of KLI and increased personnel costs.

         Depreciation and amortization.    Depreciation and amortization expenses increased in the three months ended June 30, 2008 due to increased amortization expense for intangibles of approximately $0.2 million.

Operating Income (Loss)

        The increase in operating income in the three months ended June 30, 2008 was primarily due to an increase in revenues of approximately $9.6 million, offset by increased operating expenses of approximately $2.7 million. The costs of revenues as a percent of total revenues decreased 1% while operating expenses as a percentage of revenues remained consistent at 28% of revenue for the three months ended June 30, 2008 and 2007.

Interest Expense

        The decrease in interest expense in the three months ended June 30, 2008 was primarily due to lower debt balances and lower interest rates in 2008 as compared to 2007.

Income Tax Expense

        The change in income tax expense in was primarily due to the change in the loss before taxes and the inability to utilize certain federal and state net operating losses.

Net Loss

        Our net loss decreased to $0.8 million for the three months ended June 30, 2008 as compared to $1.3 million for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Overview

        The following table provides summary results of operations of CTI for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,		Change
	2008	2007	Amount	%
	(in thousands)
Revenues	$60,126	$49,373	$10,753	22%
Costs of Revenues	42,196	36,657	5,539	15%

Gross Profit	17,930	12,716	5,214	41%
Selling, general and administrative expenses	15,356	11,559	3,797	33%
Write-off of previously capitalized offering costs	5,924	—	5,924	100%
Depreciation and amortization expense	2,159	1,681	478	28%

Total other operating expenses	23,439	13,240	10,199	77%

Income (Loss) from operations	(5,509)	(524)	(4,985)	950%
Interest expense, net	(1,761)	(1,888)	127	7%

Loss before income taxes	(7,270)	(2,412)	(4,858)	201%
Income tax expense	643	529	114	22%

Net loss	$(7,913)	$(2,941)	$(4,972)	169%

        Total revenues increased by 22% or $10.8 million in the six months ended June 30, 2008 as compared to the same period in 2007 due to increased revenue in all lines of our business.

        Operating loss increased by 950% or $5.0 million for the six months ended June 30, 2008 as compared to the same period in 2007 due to the write-off of $5.9 million of initial public offering related costs.

Revenues

	Six Months Ended June 30,
	2008		2007		Change
(in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
Data center services and solutions	$22,778	38%	$15,703	32%	$7,075	45%
IT infrastructure services	6,021	10%	5,117	10%	904	18%
IT infrastructure solutions	31,327	52%	28,553	58%	2,774	10%

Total	$60,126	100%	$49,373	100%	$10,753	22%

        Total revenues increased in the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to a combination of increased purchases by existing customers as well as the addition of new customers. The increase in revenues of approximately $7.1 million or 10% associated with data center services and solutions for the six months ended June 30, 2008 was primarily due to (i) an increase in manager maintenance revenue of $3.7 million; (ii) an increase in managed services revenue of approximately $0.2 million; (iii) an increase in managed infrastructure and bandwidth revenue of approximately $1.7 million was primarily due to an increase of 11% in the utilization rates at the data centers from June 2007 to June 2008 and a 17% increase of customers in our data centers in that same period; (iv) an increase in IT infrastructure services and solutions of approximately $2.8 million. In addition, there was a decrease of approximately $1.3 million during the six months ended June 30, 2007 as a result of the decrease to deferred revenue in connection with the allocation of the purchase price of the Merger. Our revenues were not significantly impacted by price increases or decreases.

Costs of Revenues

	Six Months Ended June 30,
	2008		2007		Change
(in thousands)	Amount	Percentage of Related Revenues	Amount	Percentage of Related Revenues	Amount	%
Costs of data center services and solutions	$13,298	58%	$9,604	61%	$3,694	38%
Costs of IT infrastructure services	3,873	64%	3,442	67%	431	13%
Costs of IT infrastructure solutions	25,025	80%	23,611	83%	1,414	6%

Total	$42,196	70%	$36,657	74%	$5,539	15%

        The costs of data center services and solutions increase in the six months ended June 30, 2008 was primarily due to the increase in data center services and solutions revenue. The increase in revenue was 31% compared to an increase in costs of 28% due to the higher utilization of the capacity of our data centers. The increase in costs of IT infrastructure services and solutions in the six months ended June 30, 2008 are related to the increase in IT infrastructure services and solutions revenue.

Operating Expenses

	Six Months Ended June 30,
	2008		2007		Change
(in thousands)	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Amount	%
Selling, general & administrative expenses	$15,356	26%	$11,559	23%	$3,797	32%
Write-off of previously capitalized offering costs	5,924	10%	—	0%	$5,924	100%
Depreciation and amortization expenses	2,159	4%	1,681	3%	478	28%

Total	$23,439	39%	$13,240	27%	$10,199	77%

         Selling, general and administrative expenses.    Selling, general and administrative expenses increased in the six months ended June 30, 2008 primarily due to $1.6 million of stock based compensation related to the issuance of 175,000 shares of common stock to an affiliate of KLI, additional travel and increased payroll and benefit expenses. In addition, expenses for 2008 included an additional 21 days of expense related to STI than in 2007 as the STI Merger did not occur until January 22, 2007.

         Write-off of previously capitalized offering costs.    The Company wrote-off $5.9 million in the six months ended June 30, 2008 of previously capitalized offering costs. The write-off occurred due to the postponement of our proposed initial public offering during the first quarter of 2008. No such write-offs occurred in 2007.

         Depreciation and amortization.    Depreciation and amortization costs increased in the six months ended June 30, 2008 due to the increased amortization of intangibles of approximately $0.3 million and increased depreciation expense related to fixed asset additions.

Operating Loss

        The increase in the operating loss in the six months ended June 30, 2008 was primarily related to $5.9 million in expense for initial public offering costs that had previously been capitalized.

Interest Expense

        The decrease in interest expense in the three months ended June 30, 2008 was primarily due to lower debt balances and lower interest rates in 2008 as compared to 2007.

Income Tax Expense

        The increase in income tax expense in the six months ended June 30, 2008 was primarily due to the change in loss before taxes and the inability to utilize certain federal and state net operating losses.

  Net Loss

        The net loss for the six months ended June 30, 2008 increased to $7.9 million as compared to a loss of $2.9 million for the same period in 2007. The increase in the net loss was primarily due to was primarily related to $5.9 million in expense for initial public offering costs that had previously been capitalized and the $1.6 million of stock-based compensation related to shares issued to an affiliate of KLI.

Liquidity and Capital Resources

Long-Term Debt

        Historically, our business has been financed through a revolving line of credit with U.S. Bank. At June 30, 2008, we had $1.8 million drawn on our revolving line of credit. We also had outstanding letters of credit issued for approximately $0.4 million. At June 30, 2008, we had additional availability of $0.3 million. The availability of the revolving line of credit varies between $1.5 million and $2.5 million based on a leverage ratio as defined in the credit agreement and bears interest at a rate equal to LIBOR plus a LIBOR spread as defined in the credit agreement (5.06% interest rate at June 30, 2008). The line of credit is due May 31, 2010 and has interest payable monthly. The line of credit also requires us to pay a quarterly commitment fee on the unused portion of the line of credit as defined rate (0.5% as of June 30, 2008).

        U.S. Bank also provided a term loan of $10.5 million and the proceeds of this loan plus $1.5 million of the line of credit were used for the acquisition of the assets of Consonus, Inc. At June 30, 2008, the term loan had approximately $9.1 million principal amount outstanding. The term loan bear interest at a rate equal to LIBOR plus a LIBOR spread as defined in the credit agreement (5.06% interest rate at June 30, 2008). The term loan requires monthly principal payments of $44,722 plus applicable monthly interest payments from April 2008 through May 31, 2012, at which time the balance of the term loan is due.

        We also maintain a second term loan with U.S. Bank which provides for a term loan in the amount of $1.9 million, in addition to the existing revolving line of credit of $2.5 million and the existing $10.5 million term loan, as further described above. The second term loan in the amount of approximately $1.9 million bears interest at a rate equal to LIBOR plus a LIBOR spread as defined in the amended and restated credit agreement with U.S. Bank (5.06% interest rate at June 30, 2008). The term loan requires monthly principal payments of $22,155 plus applicable monthly interest payments from April 2008 through November 19, 2014, at which time the balance of the new term loan is due. The proceeds of the new term loan were used to finance the costs of retrofitting a new leased data center facility in the Salt Lake City, Utah area, including the costs of equipment for use in the new data center facility. At June 30, 2008 approximately $3.0 million, respectively was due on the new term loan.

        The term loans and line of credit are collateralized by all of CAC's assets and leases. The credit agreement contains affirmative, negative and financial covenants customary for this type of facility. The credit agreement includes a minimum fixed charge coverage ratio covenant, a total funded debt covenant and a minimum net worth covenant as defined in the credit agreement. Due to the loss of a significant customer in December 2005, CAC's earnings before interest, taxes, depreciation and amortization, or EBITDA, decreased on a trailing twelve month basis which resulted in CAC's failure to maintain the total funded debt covenant as required by the credit agreement. As a result, on November 22, 2006, CAC obtained a waiver from U.S. Bank in order for CAC to stay in compliance with the total funded debt covenant, as defined in the credit agreement, and on December 12, 2006, the credit agreement was amended to reduce this ratio as of December 31, 2006 and March 31, 2007. CAC has been in compliance with amended covenants since the amendment, and remains in compliance at June 30, 2008. CAC believes that it will be able to meet the amended covenants going forward.

        The amended and restated credit agreement with U.S. Bank contains the same affirmative, negative and financial covenants as the original credit agreement with U.S. Bank dated May 31, 2005, which are customary for this type of facility and which include a minimum fixed charge coverage ratio covenant, a total funded debt covenant and a minimum net worth covenant.

        As part of the STI Merger, we assumed the long-term debt of STI. At June 30, 2008, we had indebtedness to Avnet, Inc., our senior lender, of approximately $21.6 million. A note of approximately $18.8 million bears interest at 8.0%, and past due trade debt of approximately $2.8 million bears interest at 8.0%. The indebtedness is collateralized by all assets of STI including a second position deed of trust on certain real estate of STI. STI is required to pay monthly principal and interest payments of $300,000. A final payment in full of all unpaid principal and interest, if any, is due on September 1, 2010. As of December 31, 2007, STI was not in compliance with certain financial covenants under the fourth amendment to the Amended and Restated Refinancing Agreement (Amended Agreement) with Avnet, Inc. and received a waiver of such violation in April 2008. In July 2008, STI entered into a fifth amendment to the Amended and Restated Refinancing Agreement with Avnet, Inc to amend certain restrictive financial covenants for covenant periods beginning March 31, 2008, which allowed the company to be in compliance at March 31, 2008. At June 30, 2008, STI remained in compliance with these covenants and believes that it will be able to meet the amended covenants going forward.

        The notes payable to Avnet, Inc. contain affirmative, negative and financial covenants customary for this type of debt. Financial covenants as defined in the credit agreement include a fixed charge coverage ratio, a limitation on capital expenditures, a minimum quarterly revenue attainment and a quarterly gross margin attainment.

        At June 30, 2008, STI had a bank mortgage note of approximately $2.3 million that is collateralized by a first deed of trust on our office building in Cary, North Carolina, an assignment of all leases, and a security interest in all fixtures and equipment. The note bears interest at 8.0%, has monthly principal and interest payments of $23,526 through January 2011, with payment of the remaining balance due in February 2011.

        At June 30, 2008, CAC had a subordinated debt facility with Proficio Bank,which was entered into in May 2008 to repay the outstanding note with Questar InfoComm, Inc. The facility provides for a new term loan in the amount of $3.0 million. The facility bears interest at a rate equal to LIBOR plus 10.00% (12.80% as of June 30, 2008), which is payable monthly. The new facility also requires quarterly principal payments of $100,000 from July 2008 through May 2010, at which time the balance of the new term loan is due. At June 30, 2008, we had $3.0 million outstanding on this new term loan.

        At June 30, 2008, we also had an outstanding note payable of approximately $4.2 million to one of our vendors, with interest at LIBOR plus 1.5% (4.16% at June 30, 2008). The note is unsecured and is payable in payments based on excess cash flow as defined in an inter creditor agreement. At June 30, 2008, the outstanding balance on this note was approximately $4.2 million.

        At June 30, 2008, we had approximately $0.3 million in debt with various other lenders.

        In the past, KLI has provided, when needed, financial support to CAC for purposes of meeting CAC's operating and debt service obligations. In July 2008, our board of directors approved CAC to enter into a new note payable with KLI, which will convert its accounts payable balance due to KLI into a note. At June 30, 2008, the balance of our accounts payable to KLI was approximately $1.7 million. CAC is currently negotiating with US Bank and Proficio Bank to allow such a transaction. The proposed note will have additional availability up to a total outstanding amount of $2.5 million, which amount may be used to support CAC's operating and debt servicing obligations. The proposed note will be collateralized by all assets of CAC and will be subordinate to the term loans with US Bank and Proficio Bank. The proposed note will bear interest at LIBOR plus 12.50% and interest and principal will be payable upon maturity of loan in January 2011.

Working Capital

        Our working capital requirements for the foreseeable future will vary based on a number of factors, including the timing of the payments on our current liabilities, the level of sales to new customers and increases in the spending of existing customers. As of June 30, 2008, CTI had a working capital deficit of $12.5 million. However, excluding the current portion of prepaid support costs and deferred revenues, which do not require the use of cash, the working capital deficit at June 30, 2008 is $5.6 million. Included as part of the deficit is a payable to a shareholder of approximately $1.7 million. We believe that existing cash, cash generated from the collection of accounts receivable, revenues from new customers, increases in spending from existing customers,available borrowings, and use of a portion of our IPO proceeds will be sufficient to meet our cash requirements during the next twelve months.

Cash Flow for the Six Months Ended June 30, 2008 and 2007

        Cash provided by operating activities for the six months ended June 30, 2008 and 2007 was approximately $1.7 million for each period. Cash provided by operating activities for the six months ended June 30, 2008 of $1.7 million was primarily due to the net loss for the period of $7.9 million offset by non-cash amounts for depreciation, amortization, non-cash interest, loss on derivative and stock-based compensation expenses totaling approximately $4.2 million and an increase related to operating assets and liabilities of approximately $5.4 million. The net loss for the six months ended June 30, 2008 increased primarily as a result of the write-off of prepaid offering costs. The increase in net operating assets and liabilities for the six months ended June 30, 2008 was primarily due to an increase in accounts receivable of approximately $2.0 million related to an increase in the revenues for June 2008 as compared to December 2007, a decrease in prepaid expenses and other current assets of approximately $6.3 million due to the write-off of the prepaid offering costs, an increase of approximately $0.8 million in accounts payable associated with increased costs of sales, and an increase in deferred revenue of approximately $0.6 million related to an increase in services contracts entered into during the period.

        Cash (used in) provided by investing activities for the six months ended June 30, 2008 and 2007 was approximately $(1.7) million and $0.2 million, respectively. Capital expenditures were $1.7 million in 2008 and $0.7 million in 2007. In 2007, net cash acquired as part of the STI Merger was approximately $0.9 million.

        Cash used in financing activities for the six months ended June 30, 2008 and 2007 was $0.2 million and $1.1 million, respectively, primarily related to net payments from long-term debt. In addition, during 2008, we repurchased certain stock from employees for $0.6 million.

Capital Resources

        CTI's capital expenditures for the six months ended June 30, 2008 and 2007 were approximately $1.7 and $0.7 million, respectively.

        Our capital expenditures for the balance of 2008 are estimated to be $1.5 million, which we expect to be able to fund from current operations. During the six months ended June 30, 2008, we expended approximately $1.7 million to build out a new leased data center. The build out has been funded by a new loan from U.S. Bank.

Non-GAAP Measures

        To enhance the comparability and usefulness or our financial results, management's discussion and analysis is supplemented with certain non-GAAP measures to more fully describe the results of the underlying business. Specifically, these non-GAAP measures include Adjusted Revenue, Adjusted Costs of Revenue, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA.

        Adjusted Revenue, Adjusted Costs of Revenue and Adjusted EBITDA reflect the add-back of deferred revenue and prepaid data center services costs that were decreased as a result of the STI Merger. As part of the allocation of the purchase price, the Company estimated the fair value of the acquired deferred revenue and prepaid data center services costs in accordance SFAS 141 and related literature. This guidance requires the acquiring entity to recognize a legal performance obligation related to a revenue arrangement of an acquired entity and that the amount assigned to that liability should be based on its fair value at the date of the acquisition. The Company decreased the historical carrying value of STI's deferred revenue by approximately $3.0 million and the prepaid data center services costs by approximately $0.4 million to management's estimate of fair value in connection with the allocation of the purchase price of the STI Merger. Adjusted EBITDA also reflects the add-back of non-cash stock based compensation due to a KLI affiliate and the write-off or previously capitalized offering costs. These items are also added back to EBITDA since these charges have no impact on the operations of the Company.

        Information regarding Adjusted Revenue, Adjusted Costs of Revenue, EBITDA and Adjusted EBITDA is provided as management considers these measures important in evaluating and understanding its operating and financial performance. Management believes these measures provide useful information for our investors in trending, analyzing and benchmarking the performance and value of our business. However, these metrics for measuring the Company's financial results may be different from comparable information provided by other companies and should not be used as an alternative to Revenue, Net income (loss) or cash flows from operating activities as determined in accordance with GAAP.

        The following table sets forth a management reconciliation of the difference between Adjusted Revenue and Revenue determined in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$34,999	$25,370	$60,126	$49,373
Impact of deferred revenue fair value adjustment	109	730	238	1,561

Adjusted Revenue	$35,108	$26,100	$60,364	$50,934

Costs of Revenue	$24,694	$18,303	$42,196	$36,657
Impact of prepaid data center services fair value adjustment	17	95	37	196

Adjusted Cost of Revenue	$24,711	$18,398	$42,233	$36,853

        The following table sets forth a management reconciliation of the differences between EBITDA and Adjusted EBITDA as compared with the Net loss determined in accordance with U.S. GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Loss	$(834)	$(1,254)	$(7,913)	$(2,941)
Depreciation and amortization	1,118	917	2,159	1,681
Interest expense, net	691	907	1,761	1,888
Income tax expense	643	329	643	529

EBITDA	1,618	899	(3,350)	1,157
Impact of deferred revenue fair value adjustment	109	730	238	1,561
Impact of prepaid data center services fair value adjustment	(17)	(95)	(37)	(196)
Stock based compensation related to KLI affiliate	1,575	—	1,575	—
Write-off of previously capitalized offering costs	—	—	5,924	—

Adjusted EBITDA	$3,285	$1,534	$4,350	$2,522

Contractual Obligations

        As of June 30, 2008, the contractual obligations of CTI were as follows:

Contractual Obligations	Six Months Remaining in 2008	2009	2010	2011	2012	Thereafter	Total
(in thousands)
Long-term debt	$1,847	$3,640	$24,016	$3,058	$11,056	$510	$44,127
Operating lease obligations	431	532	290	178	145	394	1,970

Total contractual obligations	$2,278	$4,172	$24,306	$3,236	$11,201	$904	$46,097

        The obligations set forth above are associated with agreements that are enforceable and legally binding and that specify alL significant terms, including fixed or minimum services to be used; fixed minimum or variable price provisions; and the approximate timing of the expenditures. Obligations under contract that we are able to cancel without a significant penalty are not included in the preceding table.

        At June 30, 2008, CTI had long-term debt of approximately $44.2 million.

        Our credit agreement with U.S. Bank contains affirmative, negative and financial covenants customary for this type of facility. If we are not in compliance with the covenants in our U.S. Bank credit facility, and we do not obtain a waiver from U.S. Bank, U.S. Bank has the right to accelerate and demand payment of all outstanding amounts under the credit facility.

        Our amended and restated refinancing agreement with Avnet, In, as amended from time to time, contains affirmative,financial and negative covenants. If we are not in compliance with the covenants in our amended and restated refinancing agreement with Avnet, Inc., and we do not obtain a waiver from Avnet, Inc., Avnet Inc. has the right to accelerate and demand payment of all outstanding amounts under the agreement.

        As of December 31, 2007, STI was not in compliance with certain financial covenants under the fourth amendment to the amended and restated refinancing agreement with Avnet. In April 2008, STI received a waiver in respect of those covenants. In July 2008, STI entered into a fifth amendment to the amended and restated refinancing agreement with Avnet, Inc. to amend certain restrictive financial covenants for covenant periods beginning March 31, 2008.

        In the past, KLI has provided, when needed, financial support to CAC for purposes of meeting CAC's operating and debt service obligations. In July 2008, our board of directors approved CAC to enter into a new note payable with KLI which will convert its accounts payable balance due to KLI into a note. At June 30, 2008, the balance of our accounts payable to KLI was approximately $1.7 million. CAC is currently negotiating with US Bank and Proficio Bank to allow such a transaction. The proposed note will have additional availability up to a total outstanding amount of $2.5 million, which amount may be used to support CAC's operating and debt servicing obligations. The proposed note will be collateralized by all assets of CAC and will be subordinate to the term loans with US Bank and Proficio Bank. The proposed note will bear interest at LIBOR plus 12.50% and interest and principal will be payable upon maturity of loan in January 2011.

Financial Instruments and Other Instruments

        All derivatives are recognized on the balance sheet at their fair values. The carrying value of the derivatives are adjusted to market value at each reporting period and the increase or decrease is reflected in the statement of operations. In August 2005, we entered into an interest rate swap agreement with U.S. Bank. At June 30, 2008, this agreement covers a notional amount of approximately $4.9 million related to our term loan with U.S. Bank. In August 2007, the Company entered into an additional interest rate swap agreement with U.S. Bank. At June 30, 2008, this agreement covers a notional amount of approximately $1.7 million. We have entered into these agreements to minimize the risk of interest rate fluctuation in respect of our term loan. We run the risk that the variable interest rate on our term loan will fall below the stated amount that we pay on these swap agreements, thus increasing our costs.

Summary of Recently Issued Accounting Standards

        In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides related guidance on derecognizing, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for us beginning January 1, 2007. FIN 48 did not have a material impact on our financial statements.

        In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" (FAS 157), to provide additional guidance on the use of fair value to measure assets and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and broadens the disclosure requirements for fair value measurements. FAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. We adopted the provisions of FAS 157 on January 1, 2008 and it did not have a material impact on our financial statements.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which permits all entities to choose to measure eligible items at fair value at specified election dates. We adopted the provisions of FAS 159 on January 1, 2008 and it did not have a material impact on our financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") and SFAS No. 160 "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51" (SFAS 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. Specifically, under SFAS 141R and SFAS 160 companies will be required to:

  •
  Recognize and measure in their financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree

  •
  Recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase

  •
  Determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination

  •
  Improve the relevance, comparability and transparency of the financial information that the reporting entity provides in its consolidated financial statements

        SFAS 141R and SFAS 160 are required to be adopted concurrently, and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS 160 could have a material impact on future acquisitions.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Consequently, SFAS 161 will be effective for the Company's quarter ended March 31, 2009. The Company is in the process of determining the impact, if any, the adoption of SFAS 161 will have on its financial statement disclosures.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently assessing the impact, if any, SFAS 162 will have on its consolidated financial statements.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that would have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

        We had unrestricted cash and cash equivalents totaling $0.8 million at June 30, 2008. Investments in securities are invested primarily in high quality securities of a short duration and are not materially affected by fluctuations in interest rates. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

        All derivatives are recognized on the balance sheet at their fair values. The carrying value of the derivative is adjusted to market value at each reporting period and the increase or decrease is reflected in interest expense in the consolidated statements of operations. In August 2005, the Company entered into an interest rate swap agreement with U.S. Bank National Association (U.S. Bank). At June 30, 2008, this agreement covers a notional amount of approximately $4.9 million related to its term loan with U.S. Bank. In August 2007, the Company entered into an additional interest rate swap agreement with U.S. Bank, effective September 15, 2007 with a notional amount of approximately $1.7 million at June 30, 2008. As of December 31, 2007 and June 30, 2008, approximately $0.2 million was recorded in other liabilities related to these instruments. The Company recognized a gain of approximately $86,000 and $235,000, respectively, during the three months ended June 30, 2007 and 2008 and a gain of approximately $66,000 and $15,000, respectively, during the six months ended June 30, 2007 and 2008, which is reflected as a decrease to interest expense in the accompanying statements of operations.

        We have a working capital line of credit, which bears interest based upon the LIBOR rate. At December 31, 2007 and June 30, 2008, there were $0 and $1.8 million, respectively, outstanding under our working capital line of credit. At June 30, 2008, there was $0.3 million available under the line of credit. We also have three term loans that bear interest based upon the LIBOR rate. At June 30, 2008 and December 31, 2007, these loans had a total outstanding amount due of $13.8 million and $11.2 million, respectively.

Item 4.    Controls and Procedures

        During our review of the Company's controls and procedures as of December 31, 2007, our management has identified a weakness in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The weakness relates to our internal controls of the financial statement close process, including the area of revenue recognition related to cut-off for FOB destination sales. In addition, we noted certain other corrections of an error, including the application of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" for certain maintenance and service contracts resold by the Company. This weakness in internal controls resulted in the restatement of our previously reported interim results for the year ended December 31, 2007.

        During 2008, we have implemented activities to improve the internal control environment, particularly as it relates to the financial statement close and revenue recognition processes. We have developed preventative and detective controls, including system controls and accounting management review of certain transactions, to reasonably assure revenues are accurately recorded in the consolidated financial statements in the appropriate period. Our management is working closely with the audit committee to monitor our ongoing efforts to improve our internal control over financial reporting. We incurred no material costs to implement these new controls and procedures.

        Our management does not expect that our controls and procedures and our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

 Part II — Other Information

Item 1.    Legal Proceedings

        From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.

        As of the date hereof, we are not a party to or aware of any legal proceedings that individually, or in the aggregate, will have a material adverse effect on our business, financial position or result of operations.

Item 1A.    Risk Factors

Certain Factors Which May Affect Future Results

        For a discussion of our risk factors, see the information under the heading "Risk Factors" in Amendment No. 8 to our registration statement on Form S-1 filed with the SEC on August 12, 2008 under Rule 424(b)(4). There have been no material changes to our risk factors as previously disclosed under the heading "Risk Factors" in our Amendment No. 8 to Form S-1 filed with the SEC on August 12, 2008 under Rule 424(b)(4).

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Change in Securities

        In May 2008, we issued a restricted stock award of 44,620 shares to an employee which vests according to the following vesting schedule: 7,437 on March 31, 2009, 14,873 shares on each of March 31, 2010 and 2011, and 7,437 on September 30, 2011 with the vesting tied to performance criteria as well as continued service. The securities were issued pursuant to an exemption from the registration requirements under the Securities Act pursuant to Section 4(2) thereunder.

        In June, 2008, the Company issued 175,000 shares of common stock to an affiliate of its principal stockholder in connection with services provided to the Company, including negotiation of the Avnet debt reduction as well as prior and continued financial support to the Company to assist the Company with operating and debt service obligations. In connection with this issuance, the company recognized approximately $1.6 million of stock-based compensation expense within selling, general, and administrative expenses for the three and six months ended June 30, 2008, which was equal to the estimated fair value of the stock issued. The securities were issued pursuant to an exemption from the registration requirements under the Securities Act pursuant to Section 4(2) thereunder.

Item 3.    Defaults upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits.

        A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

 Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSONUS TECHNOLOGIES, INC.
By:	/s/ MICHAEL G. SHOOK Michael G. Shook Chief Executive Officer (Duly authorized officer and principal executive officer)
By:	/s/ ROBERT MUIR Robert Muir Chief Financial Officer (Duly authorized officer and principal financial officer)

Date: September 5, 2008

 EXHIBIT INDEX

QuickLinks

UNAUDITED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
Part II — Other Information
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits.
Signatures
EXHIBIT INDEX